Form 10QSB
period 2002-03-31
AMERICAN PREPAID LEGAL SERVICES
filed 2002-06-04
CIK 1163460

UNITED STATES
   SECURITIES AND EXCHANGE COMMISSION

         Washington, D.C. 20549
              FORM 10-QSB

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
   For the Quarter ended March 31, 2002

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE EXCHANGE ACT
For the transition period
           to
----------    ----------

Commission file number - 0-33409

American Prepaid Legal Services, Inc.
Exact name of Registrant as specified in its charter)

Nevada                                       65-1147083
(State or other jurisdiction of           (I.R.S. Employer
incorporation or organization           Identification Number)

1000 Brickell Avenue, Suite 375, Miami, FL        32131
(Address of principal executive offices)        (Zip Code)

              (305) 702-5551
      (Registrant's telephone number,
           including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities and Exchange
Act of 1934 during the preceding twelve months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to file such filing requirements for the past thirty days.

Yes    x      No
        ------       ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report:

6,320,025           Shares of Common Stock
($.01 par value)        (Title of Class)

Transitional Small Business Disclosure Format
(check one):
Yes           No    x
       -------       -------

American Prepaid Legal Services, Inc.

PART I:        Financial Information

ITEM 1 - Financial statements

ITEM 2 - Management's' discussion and analysis of financial condition and results of operations

PART II:      Other Information

ITEM 1 - Legal proceedings

ITEM 2 - Changes in securities

ITEM 3 - Defaults upon senior securities

ITEM 4 - Submission of matters to a vote of security holders

ITEM 5 - Other information

ITEM 6 - Exhibits and Reports on Form 8-K

ITEM 1. FINANCIAL STATEMENTS

American Prepaid Legal Services, Inc.
           Balance Sheet

              Assets

                                                     March 31, 2002
                                                      (Unaudited)
Current assets
  Cash                                                   $      -
                                                         ========

Liabilities and Stockholders' (Deficit)

Current liabilities
  Due to affiliates                                      $  3,753

Stockholders' (deficit)
  Common stock, $.01 par value,
   10,000,000 shares authorized,
   6,320,025 shares issued and outstanding                 63,200
  Additional paid-in capital                              541,526
  Accumulated (deficit)                                  (608,479)
                                                         --------
                                                           (3,753)

                                                         $      -
                                                         ========

See the accompanying notes to the
      financial statements.

American Prepaid Legal Services, Inc.
      Statements of Operations

                              3 months ended    3 months ended
                              March 31, 2002    March 31, 2001
                               (Unaudited)        (Unaudited)
Revenue                          $     -            $      -
                                 -------            --------


Operating Costs and Expenses          54                   -
                                 -------            --------

Net (loss)                       $   (54)           $      -
                                 =======            ========

Per Share Information -
 basic and fully diluted:

Weighted average common
 shares outstanding            6,320,025           6,320,025
                               =========           =========

(Loss) per share               $   (0.00)          $   (0.00)
                               =========           =========

  See the accompanying notes to the
       financial statements.

   American Prepaid Legal Services, Inc.
       Statements of Cash Flows

                                               3 months ended          3 months ended
                                               March 31, 2002          March 31, 2001
                                                (Unaudited)             (Unaudited)
                                               --------------          -------------
Cash flows from operating activities:
Net (loss)                                      $      (54)             $         -
 Net cash provided by (used in)
  operating activities                                 (54)                       -
                                                ----------              -----------
Cash flows from investing activities:
  Net cash provided by (used in)
    investing activities                                 -                        -
                                                ----------              -----------

Cash flows from financing activities:
Increase in due to affiliates                        (705)                        -
  Net cash provided by (used in)
    financing activities                             (705)                        -
                                               ----------               -----------

Increase (decrease) in cash
 and cash equivalents                                (759)                        -

Cash and cash equivalents,
 beginning of period                                  759                         -

Cash and cash equivalents, end of period                -                         -
                                               ==========               ===========


Supplemental cash flow information:
   Cash paid for interest                     $         -               $         -
   Cash paid for income taxes                 $         -               $         -

  See the accompanying notes to
    the financial statements.

American Prepaid Legal Services, Inc
Notes to Financial Statements
March 31, 2002
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and Item 310(b) of Regulation S-B. They do not include all of the information and footnotes required by GAAP for complete financial statements.
In the opinion of management, all adjustments
(consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements of the Company as of December 31, 2001 and for the two years then ended, including notes thereto.

NOTE 2 - EARNINGS PER SHARE

The Company calculates net income (loss) per share as required by Statement of Financial Accounting
Standards (SFAS) 128, "Earnings per Share." Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods when anti-dilutive commons stock equivalents are not considered in the computation.

NOTE 3 - RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2002 the Company repaid $705 in advances from affiliates.

NOTE 4 - GOING CONCERN CONSIDERATION

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates the continuation of the Company as a going concern.

The Company currently has no business operations and its continued existence is dependent upon its ability to meet its future financing requirements, and the success of its future operations.

Management plans include obtaining additional equity or debt financing prior to the commencement of significant business operations to provide the opportunity for the Company to continue as a going concern.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITIONS.

The following discussion should be read in conjunction with the information contained in the financial statements of the Company and the Notes thereto appearing elsewhere herein.

Results of Operations - Inception through March
31, 2002.

The Company has had no significant business operations for the periods presented.

Liquidity and Capital Resources.

The Company has no cash as of March 31, 2002.

                PART II

Item 1. Legal proceedings.

There is no litigation pending or threatened by or against American Prepaid Legal Services.

Item 2. Changes in Securities.
	N/A

Item 3. Defaults upon Senior Securities.
	N/A

Item 4. Submission of matters to a vote of Security Holders.
	N/A

Item 5. Other information.
	N/A

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits (numbered in accordance with Item
601 of
      Regulation S-K)

      None

(b)   Reports on Form 8-K

      None

               SIGNATURE

Pursuant to the requirements of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:   5/14/2002

 /s/ Robert Alvarez
---------------------------
Robert Alvarez, President

American Prepaid Legal Services, Inc.
Notes to Consolidated Financial Statements
December 28, 1997