Form 10QSB/A
period 2002-03-31
AMERICAN PREPAID LEGAL SERVICES
filed 2002-07-03
CIK 1163460

UNITED STATES
   SECURITIES AND EXCHANGE COMMISSION

         Washington, D.C. 20549

          Amendment 1 to
           FORM 10-QSB

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
   For the Quarter ended March 31, 2002

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE EXCHANGE ACT
For the transition period
           to
----------    ----------

Commission file number - 0-33409

American Prepaid Legal Services, Inc.
Exact name of Registrant as specified in its charter)

Colorado                                     65-1147083
(State or other jurisdiction of           (I.R.S. Employer
incorporation or organization           Identification Number)

1000 Brickell Avenue, Suite 900, Miami, FL        32131
(Address of principal executive offices)        (Zip Code)

              (305) 702-5507
      (Registrant's telephone number,
           including area code)

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


Date:   7/2/2002

 /s/ Robert Alvarez
---------------------------
Robert Alvarez, President

American Prepaid Legal Services, Inc.
Notes to Consolidated Financial Statements
December 28, 1997