Form 10QSB
period 2002-06-30
AMERICAN PREPAID LEGAL SERVICES
filed 2002-12-04
CIK 1163460

UNITED STATES
         SECURITIES AND EXCHANGE COMMISSION

           Washington, D.C. 20549

                 FORM 10-QSB

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the Quarter ended June 30, 2002

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE EXCHANGE ACT
For the transition period           to
                         ----------    ----------

Commission file number - 000-33409

      American Prepaid Legal Services, Inc.
   Exact name of Registrant as specified in its
                      charter)

Nevada                                                 65-1147083
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization                      Identification Number)

1000 Brickell Avenue, Suite 900, Miami, FL                33131
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

ITEM 3 - Controls and Procedures

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

                 Assets

                                                   June 30, 2002
                                                   -------------
                                                     (Unaudited)
Current assets
  Cash                                              $        -
                                                    ==========

Liabilities and Stockholders' (Deficit)

Current liabilities
  Due to affiliates                                 $    3,771

Stockholders' (deficit)
  Common stock, $.01 par value,
  10,000,000 shares authorized,
   6,320,025 shares issued and outstanding              63,200
  Additional paid-in capital                           541,526
  Accumulated (deficit)                               (608,497)
                                                        (3,771)
                                                   -----------
                                                   $         -


See the accompanying notes to the financial statements.

      American Prepaid Legal Services, Inc.
            Statements of Operations

                        3 months ended  3 months ended  6 months ended   6 months ended
                         June 30, 2002   June 30, 2001   June 30, 2002    June 30, 2001
                        --------------  --------------  --------------  --------------
                          (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)

Revenue                    $      -         $      -        $      -        $      -
                           --------         --------        --------        --------
Operating Costs and
    Expenses                     18                -              72               -
                           --------         --------        --------        --------
Net (loss)                 $    (18)        $      -        $    (72)       $      -
                           ========         ========        ========        ========
Per Share Information -
  basic and fully diluted:

Weighted average common
  shares outstanding      6,320,025       6,320,025        6,320,025      6,320,025
                          =========       =========        =========      =========
(Loss) per share          $   (0.00)      $   (0.00)       $   (0.00)     $   (0.00)
                          =========       =========        =========      =========




See the accompanying notes to the financial statements.

     American Prepaid Legal Services, Inc.
         Statements of Cash Flows

                                    Six months ended           Six months ended
                                      June 30, 2002              June 30, 2001
                                    ------------------         -----------------
                                       (Unaudited)                (Unaudited)

Cash flows from operating activities:
  Net (loss)                           $       (72)               $        -
                                       -----------                ----------
  Net cash provided by (used in)
  operating activities                         (72)                        -
                                       -----------                ----------
Cash flows from investing activities:
  Net cash provided by (used in)
    investing activities                         -                         -
                                       -----------                ----------
Cash flows from financing activities:
(Decrease) in due to affiliates               (687)                        -
                                       -----------                ----------
  Net cash provided by (used in)
   financing activities                       (687)                        -
                                       -----------               -----------
Increase (decrease) in cash and
   cash equivalents                           (759)                        -

Cash and cash equivalents,
   beginning of period                         759                         -
                                       -----------               -----------
Cash and cash equivalents,
   end of period                                 -                         -
                                       ===========              ============

Supplemental cash flow information:
   Cash paid for interest             $          -              $          -
   Cash paid for income taxes         $          -              $          -





See the accompanying notes to the
financial statements.



American Prepaid Legal Services, Inc
Notes to Financial Statements
June 30, 2002
(Unaudited)

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

NOTE 3 - RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2002 the Company repaid $687 in advances from affiliates.

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

Liquidity and Capital Resources.

The Company has no cash as of June 30, 2002.

ITEM 3. CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial
Officer evaluated the Company's disclosure controls and procedures within the 90 days preceding the filing date of this quarterly report. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange
Commission. There were no significant changes in the Company's internal controls or, to the knowledge of the management of the Company, in other factors that could significantly affect these controls subsequent to the evaluation date.

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

    Exhibit 99 - Certifications pursuant to
      18 U.S.C. Section 1350

(b)   Reports on Form 8-K

      None

                  SIGNATURE

Pursuant to the requirements of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:   October 11, 2002

/s/ Robert Alvarez
---------------------------
Robert Alvarez, President

  CERTIFICATION ACCOMPANYING PERIODIC REPORT PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Robert Alvarez, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of American Prepaid Legal Services, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of American Prepaid Legal Services, Inc. as of, and for, the periods presented in this quarterly report.

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange
Act Rules 13a-14 and 15d-14) for American Prepaid Legal
Services, Inc. and have:

a) designed such disclosure controls and procedures to ensure that material information relating to American
Prepaid Legal Services, Inc., including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of American Prepaid Legal
Services, Inc.'s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to American Prepaid Legal Services, Inc.'s auditors and the audit committee of American Prepaid Legal Services, Inc.'s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect American
Prepaid Legal Services, Inc.'s ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in American Prepaid Legal Services, Inc.'s internal controls; and

6. I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 11, 2002

/s/ Robert Alvarez
--------------------------
    Robert Alvarez
President/Chief Executive Officer/
  Chief Accounting Officer


American Prepaid Legal Services, Inc.
Notes to Consolidated Financial Statements
December 28, 1997