Form 10QSB
period 2002-09-30
AMERICAN PREPAID LEGAL SERVICES
filed 2002-12-04
CIK 1163460

UNITED STATES
     SECURITIES AND EXCHANGE COMMISSION

         Washington, D.C. 20549

                  FORM 10-QSB

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the Quarter ended September 30, 2002

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

American Prepaid Legal Services, Inc.


PART I:        Financial Information

ITEM 1 - Financial statements

ITEM 2 - Management's discussion and analysis of financial condition and results of operations

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

                  Assets

                                          September 30, 2002
                                          ------------------
                                             (Unaudited)
Current assets
  Cash                                         $       -
                                               =========

Liabilities and Stockholders' (Deficit)

Current liabilities
  Accrued expenses                             $    5,000
  Due to affiliates                                 3,771
                                               ----------
  Total current liabilities                         8,771

Stockholders' (deficit)
  Common stock, $.01 par value,
  10,000,000 shares authorized,
   6,320,025 shares issued and outstanding         63,200
  Additional paid-in capital                      541,526
  Accumulated (deficit)                          (613,497)
                                               ----------
                                                   (8,771)
                                               ----------
                                               $        -
                                               ==========


See the accompanying notes to the financial statements.





American Prepaid Legal Services, inc.
Statements of Operations

                        3 months ended  3 months ended  9 months ended   9 months ended
                        Sept. 30, 2002  Sept. 30, 2001  Sept. 30, 2002   Sept. 30, 2001
                        --------------  --------------  --------------  --------------
                          (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
Revenue                    $        -       $        -      $       -        $       -
                           ----------       ----------      ---------        ---------

Operating Costs and
   Expenses                     5,000                -          5,072                -
                           ----------       ----------      ---------        ---------
Net (loss)                 $   (5,000)      $        -      $  (5,072)      $        -
                           ==========       ==========      =========       ==========
Per Share Information -
  basic and fully diluted:

Weighted average common
   shares outstanding       6,320,025        6,320,025      6,320,025        6,320,025
                           ==========       ==========     ==========       ==========
(Loss) per share           $    (0.00)      $    (0.00)    $    (0.00)      $    (0.00)
                           ==========       ==========     ==========       ==========


See the accompanying notes to the financial statements.

American Prepaid Legal Services, Inc.
Statements of Cash Flows

                                                   Nine months ended          Nine months ended
                                                  September 30, 2002         September 30, 2001
                                                  ------------------         ------------------
                                                       (Unaudited)                (Unaudited)
Cash flows from operating activities:
 Net cash provided by (used in) operating
   activities                                       $        (72)               $         -
                                                    ------------                -----------
Cash flows from investing activities:
  Net cash provided by (used in) investing
  activities                                                   -                          -
                                                    ------------                -----------
Cash flows from financing activities:
(Decrease) in due to affiliates                            (687)                          -
                                                    -----------                ------------
  Net cash provided by (used in) financing
  activities                                               (687)                          -
                                                    -----------                ------------
Decrease in cash and cash equivalents                      (759)                          -

Cash and cash equivalents, beginning of period              759                           -
                                                    -----------                ------------
Cash and cash equivalents, end of period                      -                           -
                                                    ===========                ============

Supplemental cash flow information:
   Cash paid for interest                           $         -               $           -
   Cash paid for income taxes                       $         -               $           -







See the accompanying notes to the financial statements.

American Prepaid Legal Services, Inc
Notes to Financial Statements
September 30, 2002
(Unaudited)

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

NOTE 3 - RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2002 the Company repaid $687 in advances from affiliates.

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

Liquidity and Capital Resources.

The Company has no cash as of September 30, 2002.

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


Date:   November 25, 2002

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

Date: November 25, 2002

/s/ Robert Alvarez
------------------------
    Robert Alvarez
President/Chief Executive Officer/Chief Accounting
Officer
American Prepaid Legal Services, Inc.
Notes to Consolidated Financial Statements
December 28, 1997